Form 10-K
period 2006-12-31
GSAMP Trust 2006-HE3
filed 2007-04-02
CIK 1361887

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-132809-09

       GSAMP Trust 2006-HE3
       (exact name of issuing entity as specified in its charter)

       GS Mortgage Securities Corp.
       (exact name of the depositor as specified in its charter)

       Goldman Sachs Mortgage Company
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196893
  (State or other jurisdiction of                   54-2196894
  incorporation or organization of                  54-2196895
  issuing entity)                                   54-2196896
                                                    54-2196899
                                                    54-6709448
                                                    (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                                  21045
  (Address of principal executive offices of issuing entity)    (Zip Code of
                                                                issuing entity)


  Issuing entity telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.


                                PART II

 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

            Not applicable.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

         Pursuant to a Form 12b-25 filed on March 2, 2007, Fremont General announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

         Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business and that Fremont General's management and the board of directors are engaged in discussions with various parties regarding the sale of the business.

         In addition, according to the announcement Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.

         In addition, on March 5, 2007, Moody's Investors Service, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "SQ4+" from "SQ3+" and placed such rating on review for possible further downgrade and on March 6, 2007, Fitch Ratings, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "RPS4" from "RPS3+" and placed such rating on "Watch Negative", indicating that further downgrades of such rating are possible.


         Pursuant to a Form 8-K filed on October 5, 2006, Accredited
Home Lenders, Inc. ("Accredited"), one of the responsible parties, announced the completion of its acquisition of Aames Investment Corporation ("Aames").

         Pursuant to a Form 12b-25 filed on March 2, 2007, Accredited further announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

         Accredited announced that it anticipates its results from operations for the full year 2006 will reflect an approximately $100 million decline in net income from the approximately $155 million reported for the year ended December 31, 2005. According to the announcement, this decline in net income excludes purchase accounting adjustments, including adjustments to goodwill, if any, relating to Accredited's acquisition of Aames. Due to the recent market conditions in the non-prime mortgage industry, Accredited announced that it is evaluating whether any of the goodwill established in the acquisition of Aames has been impaired. Additionally, Accredited stated in the announcement that if it determines that the goodwill established in the acquisition has been impaired, Accredited intends to charge-off such goodwill, resulting in a non-cash charge for the period ended December 31, 2006, the impact of which, according to Accredited, would not affect A ccredited's operations, tangible book equity, cash or liquidity.

         Additionally, Accredited announced that it believes the decline in net income was primarily driven by an increase in operating and other expenses relating to Accredited's acquisition of Aames, a deteriorating credit environment and challenging market conditions. Accredited stated in the announcement that while Accredited believes that it has considered all factors which may impact its results of operations, there can be no assurance that Accredited has successfully identified all matters affecting those results or that additional adjustments will not be required prior to the completion of Accredited's audit for fiscal year 2006.

                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            None


  Item 1117 of Regulation AB, Legal Proceedings.

        Pursuant to a Form 8-K filed on March 7, 2007 by Fremont General Corporation ("Fremont General"), the parent of the servicer and the responsible party, Fremont Investment & Loan ("Fremont"), Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. According to the announcement, the cease and desist order requires, among other things, Fremont to cease and desist from the following:

* Operating with management whose policies and practices are detrimental to Fremont; o Operating Fremont without effective risk management policies and procedures in place in relation to Fremont's brokered subprime mortgage lending and commercial real estate construction lending businesses;

* Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;

* Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

*        Operating with a large volume of poor quality loans;

*        Engaging in unsatisfactory lending practices;

* Operating without an adequate strategic plan in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

* Operating with inadequate capital in relation to the kind and quality of assets held by Fremont; o Operating in such a manner as to produce low and unsustainable earnings; o Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

* Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

* Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

* Operating in violation of Section 23B of the Federal Reserve Act, in that Fremont engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

* Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

         According to the announcement, the cease and desist order also requires Fremont to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont General's and Fremont General Credit Corporation's representation on Fremont's board of directors and requiring that independent directors comprise a majority of Fremont's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over Fremont's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether Fremont's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan, including policies and procedures for diversifying Fremont's loan portfolio; (8) implementing a policy covering Fremont's capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on Fremont's residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy to provide effective guidance and control over Fremont's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded nonrecourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of Fremont's total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by Fremont without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions; (15) implementing a written liquidity and funds management policy to provide effective guidance and control over Fremont's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

         (a) See Exhibit 33 and Exhibit 34.

         (b) Material Instances of noncompliance:

Avelo Mortgage, L.L.C. has complied, in all material respects, with the applicable servicing criteria as of and for the Reporting Period except as follows:

Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of non-compliance with servicing criterion set forth in Item 1122(d)(2)(vii) of Regulation AB with respect to the Platform. Specifically, Avelo Mortgage, L.L.C. did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date, or as such other number of days as specified in the transaction agreements and reconciling items were not resolved within 90 days of their original identification or such other number of days as specified in the transaction agreements.

Litton Loan Servicing LP has fulfilled all its obligations under the Agreement in all material respects for 2006, except as disclosed below:

Reconciliations for Asset-Backed Securities Related Bank Account
1122(d)(2)(vii)(D)

        Our investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The sum of the reconciling items for those eleven reconciliations was $216,950.

Adjustments to Interest Rates for Pool Assets With Variables Rates
1122(d)(4)(ix)

        Our testing of sixty-five adjustable rate mortgages revealed two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrowers note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.


Material instances of noncompliance by Wells Fargo Bank, National Association:

1122(d)(3)(i) Delinquency Reporting: During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See Exhibit 35.



                                PART IV



  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

Exhibit 4.1: Pooling and Servicing Agreement, dated as of May 1, 2006, by and among GS Mortgage Securities Corp., as depositor, Litton Loan Servicing LP, as a servicer, Avelo Mortgage, L.L.C., as a servicer, Select Portfolio Servicing, Inc., as a servicer, Wells Fargo Bank, N.A., as securities administrator and as master servicer, J.P. Morgan Trust Company, National Association, as a custodian, U.S. Bank National Association, as a custodian, Deutsche Bank National Trust Company, as a custodian and LaSalle Bank National Association, as trustee. (Filed as Exhibit 4 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.1:Representations and Warranties Agreement, dated as of May 26,
             2006, by and between Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. (Filed as Exhibit 10.1 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.2:ISDA Master Agreement, dated as of May 26, 2006, by and between
             Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Wells Fargo Bank, N.A., the securities administrator (Filed as Exhibit 10.2 Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.3:Schedule to the Master Agreement, dated as of May 26, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Wells Fargo Bank, N.A., the securities administrator (Filed as Exhibit 10.3 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.4:Confirmation, dated as of May 11, 2006, by and among Goldman Sachs
             Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Wells Fargo Bank, N.A., the securities administrator (Filed as Exhibit 10.4 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.5:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Aames Capital Corporation and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.5 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.6:Flow Mortgage Loan Purchase and Warranties Agreement, dated as of
             April 1, 2006, between Aames Capital Corporation and Goldman Sachs Mortgage Company (Filed as Exhibit 10.6 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.7:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Fremont Investment & Loan and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.7 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.8:Amended and Restated Mortgage Loan Purchase and Warranties
             Agreement, dated as of January 1, 2006, between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as Exhibit 10.8 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.9:Amended and Restated Flow Interim Servicing Agreement, dated as of
             January 1, 2006, between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as Exhibit 10.9 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.10:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Impac Funding Corporation and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.10 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.11:Mortgage Loan Purchase and Warranties Agreement, dated as of
             December 1, 2005, between Novelle Financial Services, Inc. and Goldman Sachs Mortgage Company (Filed as Exhibit 10.11 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.12:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Meritage Mortgage Corporation and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.12 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.13:Amended and Restated Flow Mortgage Loan Purchase and Warranties
             Agreement, dated as of November 1, 2005, between Meritage Mortgage Corporation and Goldman Sachs Mortgage Company (Filed as Exhibit
             10.13 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.14:Certain tables showing the characteristics of the mortgage loans acquired by GSAMP 2006-HE3. (Filed as Exhibit 10.14 to Form 8-K on August 8, 2006 and incorporated by reference herein).


     (31)    Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Deutsche Bank National Trust Company, as Custodian <F1>
      e) J.P. Morgan Trust Company, National Association, as Custodian <F1>
      f) Litton Loan Servicing LP, as Servicer <F1>
      g) Select Portfolio Servicing, Inc., as Servicer <F1>
      h) The Bank of New York, as Custodian <F1>
      i) U.S. Bank, National Association, as Custodian <F1>
      j) Wells Fargo Bank, N.A., as Master Servicer <F1>
      k) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Deutsche Bank National Trust Company, as Custodian <F1>
      e) J.P. Morgan Trust Company, National Association, as Custodian <F1>
      f) Litton Loan Servicing LP, as Servicer <F1>
      g) Select Portfolio Servicing, Inc., as Servicer <F1>
      h) The Bank of New York, as Custodian <F1>
      i) U.S. Bank, National Association, as Custodian <F1>
      j) Wells Fargo Bank, N.A., as Master Servicer <F1>
      k) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      f) Litton Loan Servicing LP, as Servicer <F1>
      g) Select Portfolio Servicing, Inc., as Servicer <F1>
      j) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) See (a) above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    GS Mortgage Securities Corp.
    (Depositor)



    /s/ Michelle Gill
    Michelle Gill, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

Exhibit 4.1: Pooling and Servicing Agreement, dated as of May 1, 2006, by and among GS Mortgage Securities Corp., as depositor, Litton Loan Servicing LP, as a servicer, Avelo Mortgage, L.L.C., as a servicer, Select Portfolio Servicing, Inc., as a servicer, Wells Fargo Bank, N.A., as securities administrator and as master servicer, J.P. Morgan Trust Company, National Association, as a custodian, U.S. Bank National Association, as a custodian, Deutsche Bank National Trust Company, as a custodian and LaSalle Bank National Association, as trustee. (Filed as Exhibit 4 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.1:Representations and Warranties Agreement, dated as of May 26,
             2006, by and between Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. (Filed as Exhibit 10.1 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.2:ISDA Master Agreement, dated as of May 26, 2006, by and between
             Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Wells Fargo Bank, N.A., the securities administrator (Filed as Exhibit 10.2 Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.3:Schedule to the Master Agreement, dated as of May 26, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Wells Fargo Bank, N.A., the securities administrator (Filed as Exhibit 10.3 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.4:Confirmation, dated as of May 11, 2006, by and among Goldman Sachs
             Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Wells Fargo Bank, N.A., the securities administrator (Filed as Exhibit 10.4 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.5:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Aames Capital Corporation and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.5 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.6:Flow Mortgage Loan Purchase and Warranties Agreement, dated as of
             April 1, 2006, between Aames Capital Corporation and Goldman Sachs Mortgage Company (Filed as Exhibit 10.6 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.7:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Fremont Investment & Loan and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.7 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.8:Amended and Restated Mortgage Loan Purchase and Warranties
             Agreement, dated as of January 1, 2006, between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as Exhibit 10.8 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.9:Amended and Restated Flow Interim Servicing Agreement, dated as of
             January 1, 2006, between Fremont Investment & Loan and Goldman Sachs Mortgage Company (Filed as Exhibit 10.9 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.10:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Impac Funding Corporation and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.10 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.11:Mortgage Loan Purchase and Warranties Agreement, dated as of
             December 1, 2005, between Novelle Financial Services, Inc. and Goldman Sachs Mortgage Company (Filed as Exhibit 10.11 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.12:Assignment, Assumption and Recognition Agreement, dated as of May
             26, 2006, by and between Goldman Sachs Mortgage Company, Meritage Mortgage Corporation and GS Mortgage Securities Corp. (Filed as
             Exhibit 10.12 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.13:Amended and Restated Flow Mortgage Loan Purchase and Warranties
             Agreement, dated as of November 1, 2005, between Meritage Mortgage Corporation and Goldman Sachs Mortgage Company (Filed as Exhibit
             10.13 to Form 8-K/A on September 19, 2006 and incorporated by reference herein).

Exhibit 10.14:Certain tables showing the characteristics of the mortgage loans acquired by GSAMP 2006-HE3. (Filed as Exhibit 10.14 to Form 8-K on August 8, 2006 and incorporated by reference herein).


     (31)    Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.






      b) Avelo Mortgage, L.L.C., as Servicer
      c) Deutsche Bank National Trust Company, as Custodian
      e) J.P. Morgan Trust Company, National Association, as Custodian
      f) Litton Loan Servicing LP, as Servicer
      g) Select Portfolio Servicing, Inc., as Servicer
      h) The Bank of New York, as Custodian
      i) U.S. Bank, National Association, as Custodian
      j) Wells Fargo Bank, N.A., as Master Servicer
      k) Wells Fargo Bank, N.A., as Securities Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      b) Avelo Mortgage, L.L.C., as Servicer
      c) Deutsche Bank National Trust Company, as Custodian
      e) J.P. Morgan Trust Company, National Association, as Custodian
      f) Litton Loan Servicing LP, as Servicer
      g) Select Portfolio Servicing, Inc., as Servicer
      h) The Bank of New York, as Custodian
      i) U.S. Bank, National Association, as Custodian
      j) Wells Fargo Bank, N.A., as Master Servicer
      k) Wells Fargo Bank, N.A., as Securities Administrator


     (35) Servicer compliance statement.


      b) Avelo Mortgage, L.L.C., as Servicer
      f) Litton Loan Servicing LP, as Servicer
      g) Select Portfolio Servicing, Inc., as Servicer
      j) Wells Fargo Bank, N.A., as Master Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Re:   GSAMP Trust 2006-HE3 (the "Trust") Mortgage Pass-Through
  Certificates, Series 2006-HE3, issued pursuant to the Pooling and Servicing Agreement, dated as of May 1, 2006 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corp., as Depositor, Litton Loan Servicing LP, as a Servicer, Select Portfolio Servicing, Inc., as a Servicer, Avelo Mortgage, L.L.C., as a Servicer, J.P. Morgan Trust Company, National Association, as a Custodian, U.S. Bank National Association, as a Custodian, Deutsche Bank National Trust Company, as a Custodian, LaSalle Bank National Association, as Trustee, and Wells Fargo Bank, N.A., as Securities Administrator and Master Servicer, GSAMP Trust 2006-HE3.

  I, Michelle Gill, certify that:

  1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 10-D (collectively with this Annual Report, the "Reports") required to be filed in respect of period covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this Annual Report is included in the Reports;

  4. Based on my knowledge and the compliance statements required in this Annual Report under Item 1123 of Regulation AB, and except as disclosed in the Reports, each Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria required to be included in this Annual Report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this Annual Report, except as otherwise disclosed in this Annual Report. Any material instances of non-compliance described in such reports have been disclosed in this Annual Report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     LaSalle Bank National Association as Trustee, Litton Loan Servicing LP as Servicer, Select Portfolio Servicing, Inc. as Servicer,
     Wells Fargo Bank, N.A., as Master Servicer and Wells Fargo
     Bank, N.A., as Securities Administrator.


     Dated:    March 30, 2007

     /s/ Michelle Gill
     Signature

     Vice President
     Title





EX-33 (b)
(logo) AVELO
       MORTGAGE

Assessment Regarding Compliance with Applicable Servicing Criteria

1. Avelo Mortgage, LLC (the "Servicer") is responsible for assessing compliance, as of December 31, 2006 and for the period from February 24, 2006 (the first day of the distribution period in which the GS Mortgage Securities Corp. ("GSMSG") first issued securities subject to Regulation AB through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Item 1122(d) of Regulation AB, excluding the criteria set forth in Item 1122 (d)(1)(i), (d)(1)(iii), (d)(2)(ii), (d)(2)(iv),
     (d)(3)(ii), (d)(3)(iii), (d)(4)(i), (d)(4)(ii), (d)(4)(iii), (d)(4)(vi),
     and (d)(4)(xv) of Regulation AB, which the Servicer has concluded are not applicable to the activities it performs, directly, with respect to the asset-backed securities transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). The transactions in which the Servicer was a party are covered by this report included those asset-backed securities transactions conducted by the GSMSG that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), as listed in Appendix A.

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities for the reporting period and the Servicer elects to take responsibility for assessing compliance with certain servicing criteria applicable to such Vendors.

3. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the Reporting Period except as follows:

     The Servicer assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of non-compliance with servicing criterion set forth in Item 1122(d)(2)(vii) of Regulation AB with respect to the Platform. Specifically, the Servicer did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date, or as such other number of days as specified in the transaction agreements and reconciling items were not resolved within 90 days of their original identification or such other number of days as specified in the transaction agreements.

4. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria for the Reporting Period;

5. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the Reporting Period;

6. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.

February 28, 2007

Avelo Mortgage, LLC

By: /s/ James Weston Moffett
Name: James Weston Moffett
Title: President and CEO


600 E. Las Colinas Blvd.   Suite 620   Irving, TX 75039   972.910.7000
F. 972.910.7099


(page)


Appendix A
Avelo Mortgage, L.L.C.
as of December 31, 2006

Deal Name                                  Short Name      Closing Date    Master Servicer                      Trustee

Closed Deals

GSR Mortgage Loan Trust 2006-2F         GSR 2006-2F        02/24/2006     Wells                US Bank National Association

GSAA Home Equity Trust 2006-3           GSM 2006-3         02/24/2006     Chase                US Bank National Association

GSAA Home Equity Trust 2006-4           GSAA 2006-4        03/02/2006     Wells                Deutsche Bank National Trust Company

GSR Mortgage Loan Trust 2006-3F         GSR 2006-3F        03/30/2006     Wells                US Bank National Association

GSAA Home Equity Trust 2006-5           GSAA 2006-5        03/30/2006     Chase                US Bank National Association

GSR Mortgage Loan Trust 2006-4F         GSR 2006-4F        04/28/2006     Chase                US Bank National Association

GSAA Home Equity Trust 2006-6           GSAA 2006-8        04/28/2006     Chase                US Bank National Association

GSAA Home Equity Trust 2006-7           GSAA 2006-7        04/28/2006     Wells                Deutsche Bank National Trust Company

GSAA Home Equity Trust 2008-8           GSM 2006-8         04/28/2006     Wells                Deutsche Bank National Trust Company

GSR Mortgage Loan Trust 2006-5F         GSR 2006-5F        05/26/2006     Wells                US Bank National Association

GSAA Home Equity Trust 2006-9           GSAA 2006-9        05/26/2006     Chase                US Bank National Association

GSAMP Trust 2006-HE3                    GSAMP 2006-HE3     05/26/2006     Wells                LaSalle Bank National Association

GSAMP 2006-SEA 1                        GSAMP 2006-SEA1    06/16/2006     Chase                Deutsche Bank National Trust Company

GSAA Home Equity Trust 2006-10          GSAA 2006-10       06/29/2006     Wells                Deutsche Bank National Trust Company

GSAMP Trust 2006-HE4                    GSAMP 2006-HE4     06/29/2006     Wells                LaSalle Bank National Association

GSAA Home Equity Trust 2006-11          GSAA 2006-11       06/30/2006     Wells                Deutsche Bank National Trust Company

GSR Mortgage Loan Trust 2006-OA1        GSR 2006-OA1       08/24/2006     Wells                Deutsche Bank National Trust Company

GSR Mortgage Loan Trust 2006-BF         GSR 2006-8F        08/25/2006     Wells                US Bank National Association

GSAA Home Equity Trust 2006-14          GSAA 2006-14       08/25/2006     Wells                LaSalle Bank National Association

GSAMP Trust 2006-HE5                    GSAMP 2006-HE5     08/25/2006     Wells                LaSatte Bank National Association

GSAA Home Equity Trust 2006-15          GSAA 2006-15       09/28/2006     Wells                Deutsche Bank National Trust Company

GSAA Home Equity Trust 2006-16          GSAA 2006-16       09/28/2006     Wells                Deutsche Bank National Trust Company

GSRPM Trust 2006-2                      GSAMP 2008-RPM2    10/16/2006     Chase                Deutsche Bank National Trust Company

GSAA Home Equity Trust 2006-17          GSAA 2006-17       10/27/2006     Wells                Deutsche Bank National Trust Company

GSAMP Trust 2006-HE7                    GSAMP 2006-HE7     10/30/2006     Wells                LaSalle Bank National Association

GSAA Home Equity Trust 2006-19          GSAA 2006-19       11/24/2006     Wells                Deutsche Bank National Trust Company

GSAA Home Equity Trust 2006-18          GSM 2006-18        11/30/2006     Wells                Deutsche Bank National Trust Company

GSAA Home Equity Trust 2006-S1          GSAA 2006-S1       12/28/2006     Wells                Deutsche Bank National Trust Company

GSR Mortgage Loan Trust 2006-10F        GSR 2006-10F       12/29/2006     Wells                US Bank National Association

GreenPoint Mortgage Funding Trust       GPMF 2006-OH       12/29/2006     Wells                Deutsche Bank National Trust Company
2006-OH1

GSAA Home Equity Trust 2006-20          GSM 2006-20        12/29/2006     Wells                US Bank National Association

GSAMP Trust 2006-HEB                    GSAMP 2008-HE8     12/29/2006     Wells                LaSalle Bank National Association


03/06/2007





EX-33 (c)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director




EX-33 (e)
(logo) JPMorganChase

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria


J.P. Morgan Trust Company, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv), (2)(i)-(vii), (3)(i)-(iv), and (4)(iii)-(xv), which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, for which transactions the Asserting Party acts as Custodian, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were issued during the Reporting Period (the "Platform"), as listed in Appendix A.

The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period as set forth in this report.



J.P. Morgan Trust Company, National Association, as Custodian



/s/ Kelly A. Mathieson
Kelly A. Mathieson, Managing Director
Date: March 1, 2007


(page)


Appendix A

Centex Home Equity Loan Trust 2006-A
CS Mortgage Pass-Through Series Trust 2006-CF1 Trust
GSAMP Trust 2006-HE1
GSAMP Trust 2006-HE3
GSAMP Trust 2006-HE4
GSAMP Trust 2006-HE5
GSAMP Trust 2006-S3
Home Equity Asset Trust 2006-1
Home Equity Asset Trust 2006-3
Home Equity Asset Trust 2006-4
Home Equity Asset Trust 2006-5
Home Equity Asset Trust 2006-6
Home Equity Mortgage Trust Series 2006-1
Home Equity Mortgage Series 2006-2
J.P. Morgan Mortgage Acquisition Corp. 2006-ACC1
J.P. Morgan Mortgage Acquisition Corp. 2006-CW1
J.P. Morgan Mortgage Acquisition Corp. 2006-CW2
J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
J.P. Morgan Mortgage Acquisition Corp. 2006-HE2
J.P. Morgan Mortgage Acquisition Corp. 2006-NC1
J.P. Morgan Mortgage Acquisition Corp. 2006-NC2
J.P. Morgan Mortgage Acquisition Corp. 2006-RM1
J.P. Morgan Mortgage Acquisition Corp. 2006-WC3
J.P. Morgan Mortgage Acquisition Corp. 2006-WF1
J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
J.P. Morgan Mortgage Acquisition Corp. 2006-WMC2
Morgan Stanley Mortgage Loan Trust 2006-11
Morgan Stanley Mortgage Loan Trust 2006-1AR
Morgan Stanley Mortgage Loan Trust 2006-2
Morgan Stanley Mortgage Loan Trust 2006-3AR
Morgan Stanley Mortgage Loan Trust 2006-5AR
Morgan Stanley Mortgage Loan Trust 2006-6AR
Morgan Stanley Mortgage Loan Trust 2006-7
Morgan Stanley Mortgage Loan Trust 2006-8AR
Morgan Stanley Mortgage Loan Trust 2006-9AR
Nationstar Home Equity Loan Trust 2006-B
Opteum Mortgage Acceptance CORP Trust 2006-1
Opteum Mortgage Acceptance CORP Trust 2006-2
Origen Manufactured Housing Contract Trust Collateralized Notes/Series 2006-A





EX-33 (f)
(logo) LLS Litton Loan Servicing

4828 Loop Central Drive
Houston TX 77081
Telephone 713-966-8966
Fax 713-218-4595
www.littonloan.com

Report on Assessment of Compliance
With Regulation AB Servicing Criteria

Litton Loan Servicing LP (the "Servicer") is responsible for assessing compliance as of and for the year ended December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), except for the criteria set forth in Sections 1122(d)(4)(xv), 1122(d)(3)(i)(C) and 1122(d)(3)(ii) regarding the waterfall calculation (which are the responsibility of the Trustee), 1122(d)(4)(i) and 1122(d)(4)(ii) (which are the responsibility of the Custodian), and 229.1122(d)(1)(iii) in the CFR, which the Servicer has concluded is not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). The transactions covered by this report include the asset-backed securities transactions, which were completed after January 1, 2006, and that were registered with the SEC pursuant to the Securities Act of 1933 or were not required to be registered (the "Platform") for which Litton Loan Servicing LP served as servicer.

The Servicer has assessed its compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2006 and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except as disclosed on Exhibit A.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 27, 2007

LITTON LOAN SERVICING LP, as Servicer


By/s/ Elizabeth Folk
Elizabeth Folk
Senior Vice President and
Chief Financial Officer


(logo) LLS Litton Loan Servicing
Page 2 of 2

Exhibit A

Instances of Non-Compliance
With Regulation AB Servicing Criteria

The Servicer has assessed its compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2006, and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except as disclosed below:

Reconciliations for Asset-Backed Securities Related Bank Account-
1122(d)(2)(vii)(D)

Our investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The sum of the reconciling items for those eleven reconciliations was $216,950.

Adjustments to Interest Rates for Pool Assets With Variable Rates-1122(d)(4)
(ix)

Our testing of sixty-five adjustable rate mortgages revealed two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.





EX-33 (g)
Management's Assertion of Compliance

Management of Select Portfolio Servicing, Inc., (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in 1122(d), to the extent required by the related transaction agreements, or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(l)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), 1122(d)(4)(ii),
1122(d)(4)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended, December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x), 1122(d) (4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1 The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2 The Company's management has assessed compliance with the Applicable Servicing
  Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period.
  In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3 Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

February 27, 2007





EX-33 (h)
Securities Servicing
The Bank of New York
101 Barclay Street
New York, NY 10286


(logo) The BANK
of NEW YORK

ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING
CRITERIA


The Bank of New York and The Bank of New York Trust Company, N.A.(collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1) (ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

* The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.


1


(page)


* The Company has assessed compliance with the Applicable Servicing Criteria.

* As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


The Bank of New York
The Bank of New York Trust
Company, N.A.

/s/ Robert L. Griffin
Robert L. Griffin
Authorized Signer


The Bank of New York
The Bank of New York Trust
Company, N.A.

/s/ Patrick J. Tadie
Patrick J. Tadie
Authorized Signer

March 1, 2007


2





EX-33 (i)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder
Name: Bryan Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain
                  explanations for reconciling
                  items. These reconciling items are
                  resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the
                  terms specified in the transaction
                  agreements; (C) are filed with the
                  Commission as required by its rules
                  and regulations; and (D) agree with
                  the investors' or trustee's records 3
                  as to the total unpaid principal
                  balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool assets (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated, conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with applicable
                  pool asset documents and state laws; and
                  (C) such funds are returned to the
                  obligor within 30 calendar days of full
                  repayment of the related pool assets, or
                  such other number of days specified in
                  the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





EX-33 (j)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (k)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com



Report of Independent Registered Public Accounting Firm

To the Members of Avelo Mortgage, L.L.C.:

We have examined Avelo Mortgage, L.L.C.'s compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions conducted by GS Mortgage Securities Corp. (the "Company") that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 where the related asset-backed securities were outstanding during the period February 24, 2006 (commencement of loan servicing) to December 31, 2006 (the "Platform") described in the accompanying Management's Assessment Regarding Compliance with Applicable Servicing Criteria, as of December 31, 2006 and for the period from February 24, 2006 to December 31, 2006 excluding criteria 1122(d)(1)(i), 1122(d)(1)(iii),
1122(d)(2)(ii), 1122(d)(2)(iv), 1122(d)(3)(ii)-(iii), 1122(d)(4)(i)-(iii),
1122(d)(4)(vi), and 1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii) of Regulation AB applicable to the Company during the period from February 24, 2006 through December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii) and reconciling items were not resolved within 90 days of their original identification, or such other number of days specified in the transaction agreements.

In our opinion, except for the material noncompliance described in the preceding paragraph, Avelo Mortgage L.L.C. complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the asset-backed securities transactions conducted by GS Mortgage Securities Corp. that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 where the related asset-backed securities were outstanding during the period February 24, 2006 to December 31, 2006, in all material respects.


/s/PricewaterhouseCoopers LLP


February 28, 2007


(2)





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.






EX-34 (e)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Registered Public Accounting Firm

To the Board of Directors of J.P. Morgan Trust Company, National Association


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that J.P. Morgan Trust Company, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions backed by residential mortgages and home equity loans, for which the Company acts as Custodian (the "Platform"), as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 excluding the criteria 1122(d) (1)(i)-(iv), (2)(i)-(vii), (3)(i)-(iv), and (4)(iii)-(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform is fairly stated, in all material respects.





/s/ PricewaterhouseCoopers LLP


March 1, 2007





EX-34 (f)
(logo) Deloitte

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, TX 77002-4196
USA
Tel: +1 713 982 2000
Fax: +1 713 982 2001
www.deloitte.com

A REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Litton Loan Servicing LP:

We have examined Litton Loan Servicing LP ("the Company's") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Residential Mortgage Loans Platform ("the Platform") described in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), 1122 (d)(3)(i)(c), 1122 (d)(3)(ii) regarding the waterfall calculation, 1122 (d)(4)(i), 1122
(d)(4)(ii), and 1122 (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB applicable to the Company during the year ended December 31, 2006:

* 1122(d)(2)(vii)-Reconciliations contain exceptions for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days as specified in the transaction agreements. Our testing of reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The net of these reconciling items for those eleven reconciliations was $216,950.

Member of
Deloitte Touche Tohmatsu

(page)

* 1122(d)(4)(ix)-Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents. Our testing of sixty-five adjustable rate mortgages revealed two instances for which the interest rate reset in the servicing system did not agree to the interest rates in the appropriate servicing index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the Residential Mortgage Loans Platform as of and for the year ended December 31, 2006.

/s/Deloitte & Touche LLP

Houston, Texas
February 27, 2007


- 2 -





EX-34 (g)
(logo) KPMG


KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


To the Advisory Committee of Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA), Inc.:


We have examined management's assertion, included in the accompanying Management Assertion of Compliance, that Select Portfolio Servicing, Inc. and Subsidiaries ("the Company"), an indirect subsidiary of Credit Suisse (USA), Inc., complied with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the primary servicing of publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities (the "Platform"), excluding servicing criteria: 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i),
1122(d)(4)(ii), 1122(d)(4)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities the Company performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying Management's Assertion of Compliance, for servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x),
1122(d) (4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer' as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x), 1122(d) (4)(xi), 1122(d)(4)(xii) and
1122(d)(4)(xiii) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the twelve months ended December 31, 2006, is fairly stated, in all material respects.


/s/ KPMG LLP


Chicago, Illinois
February 27, 2007





EX-34 (h)
(logo) Ernst & Young

* Ernst & Young LLP
  5 Times Square
  New York, New York 10036-6530

* Phone (212) 773-3000
  www.ey.com


Report of Independent Registered Public Accounting Firm


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122 (d)(1)(ii)-(iv), and 1122 (d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2007


A Member Practice of Ernst & Young Global





EX-34 (i)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(i), 1122 (d)(1)(iii), 1122 (d)(2)(i) through 1122 (d)(2)(vii), 1122 (d)(3)(i)
through 1122 (d)(3)(iv), and 1122 (d)(4)(iv) through 1122 (d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (j)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (k)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (b)
(logo) AVELO
       MORTGAGE

Avelo Mortgage,

Annual Compliance Statement

Re: GSAMP Trust 2006-HE3 (the "Trust") Mortgage Pass-Through Certificates, Series 2006-HE3, issued pursuant to the Pooling and Servicing Agreement, dated as of May 1, 2006 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corp., as Depositor, Litton Loan Servicing LP, as a Servicer, Select Portfolio Servicing, Inc., as a Servicer, Avelo Mortgage, L.L.C., as a Servicer, J.P. Morgan Trust Company, National Association, as a Custodian, U.S. Bank National Association, as a Custodian, Deutsche Bank National Trust Company, as a Custodian, LaSalle Bank National Association, as Trustee, and Wells Fargo Bank, N.A., as Securities Administrator and Master Servicer, GSAMP Trust 2006-HE3

1. A review has been completed of Avelo Mortgage, LLC's ("Avelo") servicing activities and its performance under the servicing agreement during the period from February 24, 2006 through December 31, 2006. This review was completed under my supervision.

2. To the best of my knowledge, based on such review, Avelo has fulfilled all of its obligations under the agreement in all material respects, except as described in the item below:

For a period of time in 2006, bank accounts were not reconciled in strict compliance with Section 1122(d)(2)(vii) of Reg AB which provides as follows:

* Reconciliations are prepared on a monthly basis for all asset-backed securities, related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.


The bank account reconciliations were current as of December 31, 2006, and no issues were found or arose from the delay in reconciling the bank accounts.

I certify this information to be true and correct to the best of my ability.


/s/ James Weston Moffett
Name:  James Weston Moffett
Title: President and CEO
Date:  February 28, 2007


600 E. Las Colinas Blvd.  Suite 620  Irving, TX 75039  972.910.7000
F. 972.910.7099





EX-35 (f)
(logo) LLS Litton Loan Servicing

4828 Loop Central Drive
Houston TX 77081
Telephone 713-966-8966
Fax 713-218-4595
www.littonloan.com



SERVICER COMPLIANCE STATEMENT

GSAMP 2006-HE3

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding calendar year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement in all material respects for 2006, except as disclosed below:

Reconciliations for Asset-Backed Securities Related Bank Account - 1122(d)(2)(vii)(D)

Our investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The sum of the reconciling items for those eleven reconciliations was $216,950.

Adjustments to Interest Rates for Pool Assets With Variable Rates -
1122(d)(4)(ix)

Our testing of sixty-five adjustable rate mortgages revealed two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.


Date: February 27, 2007



/s/ Elizabeth Folk
Elizabeth Folk
Senior Vice President and
Chief Financial Officer
Litton Loan Servicing LP





EX-35 (g)
(logo) SPS
SELECT
Portfolio
SERVICING, inc.


Agreement: See Schedule of Agreements

Dated:  See Attached Schedule


ANNUAL STATEMENT AS TO COMPLIANCE


In accordance with the applicable section in each of the Pooling and Servicing Agreements specified:

i. a review of the activities of the Servicer during the year ended December 31, 2006 and of performance under this Agreement has been made under such officers' supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations and no default has occurred under this Agreement throughout such year.


February 24, 2007


/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer
Select Portfolio Servicing, Inc.


3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881
* web www.spservicing.com


(page)


Schedule of Agreements

ACE Securities Corp., Depositor, Ocwen Federal Bank FSB, A Servicer Option One Mortgage Corporation, A Servicer, Select Portfolio Servicing, Inc., A Servicer, Wells Fargo Bank, N.A., Master Servicer And Securities Administrator and HSBC Bank USA, National Association, Trustee - Pooling And Servicing Agreement - ACE Securities Corp. Home Equity Loan Trust, Series 2005-SD1, Asset Backed Pass-Through Certificates
1/1/2005

Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Nationstar Mortgage LLC, Servicer, Select Portfolio Servicing, Inc., Servicer, Wells Fargo Bank, N.A., Master Servicer and Trust Administrator, Officetiger Global Real Estate Services Inc., Loan Performance Advisor and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Asset Backed Securities Corporation Home Equity Loan Trust, Series MO 2006-HE6 11/1/2006

Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Select Portfolio Servicing, Inc., Servicer, Wells Fargo Bank, N.A., Master Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Asset Backed Securities Corporation Home Equity Loan Trust, Series NC 2005-HE4
5/1/2005

Credit Suisse First Boston Mortgage Acceptance Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Backed Pass Through Certificates, Series 2005-12
11/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Greenpoint Mortgage Funding, Inc., Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-12
12/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Wells Fargo Bank N.A., Master Servicer And Trust Administrator, Washington Mutual Mortgage Securities Corp., Seller And Servicer, Greenpoint Mortgage Funding, Inc., Seller And Servicer, Wells Fargo Home Mortgage Inc., Servicer Fairbanks Capital Corp., Servicer And Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2004-3
4/1/2004

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Greenpoint Mortgage Funding, Inc., Servicer, Select Portfolio Servicing, Inc., Servicer, and U.S. Bank National Association, Trustee
- Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-3
10/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Banco Popular De Puerto Rico, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-9
10/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Bank of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-5
5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Modification Oversight Agent and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-4
11/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-1 5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-6 6/1/2006

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank of America, National Association, Servicer, Banco Popular De Puerto Rico, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-8
9/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling, and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-7
7/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-2
2/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-3
3/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-4
4/1/2006

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Greenpoint Mortgage Funding, Inc., Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-1
1/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Select Portfolio Servicing, Inc., Servicer And Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-11
11/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer And Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Select Portfolio Servicing, Inc., Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-2
9/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, Greenpoint Mortgage Funding, Inc., Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Trust 2006-3
7/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, Greenpoint Mortgage Funding, Inc., Servicer and U.S. Bank National Association, _ Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Trust 2006-2
4/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Washington Mutual Bank, Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Adjustable Rate Mortgage Backed Pass Through Certificates, Series 2005-10 8/1/2005

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back-Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage-Backed Pass-Through Certificates, 2006-1
2/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee, and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling and Servicing Agreement - GSAMP Trust 2006-HE5
8/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling And Servicing Agreement - GSAMP Trust 2006-HE4
6/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee, and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling and Servicing Agreement - GSAMP Trust 2006-HE3
5/1/2006

Nomura Home Equity Loan, Inc., Depositor, Nomura Credit & Capital, Inc., Seller, Select Portfolio Servicing, Inc., a Servicer, Option One Mortgage Corporation, a Servicer, Countrywide Home Loans Servicing LP, a Servicer, Wells Fargo Bank, National Association, Master Servicer and Securities Administrator and HSBC Bank USA, National Association, Trustee - Pooling and Servicing Agreement - Nomura Home Equity Loan, Inc., Asset-Backed Certificates, Series 2005-HE1
10/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2005-SD2
1/1/2005

(page)


Schedule of Agreements

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities, Inc. Mortgage Loan Trust, Series 2005-1
1/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities, Inc. Mortgage Loan Trust, Series 2005-3
1/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD1
2/28/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD2
5/31/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD3
10/31/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities Inc. Mortgage Loan Trust, Series 2006-AF1
3/1/2006

Pool and Servicing Agreement-Contimortgage Home Equity Loan Trust 1999-3
6/1/1999

Select Portfolio Servicing, Inc., as Servicer and Wells Fargo Bank, N.A., as Master Servicer and Lehman Brothers Holdings Inc., as Seller - Structured Asset Securities Corporation, Structured Asset Investment Loan Trust, Mortgage Pass-Through Certificates, Series 2006-3 - Subservicing Agreement
5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Select Portfolio Servicing Inc., Wells Fargo Bank, N.A., Wilshire Credit Corporation, Servicers, Wells Fargo Bank, N.A., Master Servicer and Trust Administrator and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage Pass-Through Certificates, Series 2004-CF2
9/1/2004

(page)


Schedule of Agreements


Page 7 of 7





EX-35 (j)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000

March 20, 2007

GS Mortgage Securities Corporation
85 Broad Street
New York, NY 10004

RE: Annual Statement As To Compliance for GSAMP Trust 2006-HE3

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of its performance under this Agreement, or the applicable Subservicing Agreement, as the case may be, has been made under such officers' supervision.

(ii) to the best of such officers' knowledge, based on such review the Master Servicer has fulfilled all of its obligations under this Agreement or the applicable Subservicing Agreement, as the case may be, in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officers and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.

Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary

(page)



Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.


Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.