Form 10-K/A
period 2006-12-31
GSAMP Trust 2006-HE3
filed 2008-07-01
CIK 1361887

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
				        Amendment No. 2


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


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

         (a) See Exhibit 33 and Exhibit 34.

         (b) Material Instances of noncompliance:


On or about March 11, 2008, Assurant, Inc. provided the Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit 33(a) and Exhibit 34(a), respectively, to this report.

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

    Date: June 30, 2008


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
